Form 10QSB
period 1996-08-31
DUNNS SUPPLY STORE INC
filed 1996-10-17
CIK 916357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

Commission file number 0-23072

               DUNN'S SUPPLY STORE, INC.
(Exact name of small business issuer as specified in its charter)


           Tennessee                          62-0991139
    (State of other jurisdiction of              (I.R.S.
employer
    incorporation or organization)               identification
number)

        1 Madison Avenue, Grand Junction, Tennessee 38039

(address of principal executive offices)


Registrant's telephone number, including area code:    (901)
764-6901


    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   X       No

    The registrant had 4,360,388 shares of its $.01 par value common stock issued and outstanding as of August 31, 1996.

Transitional Small Business Disclosure Format (check one):
Yes     No  X

Total number of sequentially numbered pages in this Report: 20
TABLE OF CONTENTS



Page No.

PART I - FINANCIAL INFORMATION
    3


    Item 1.   Financial Statements:
    4

              Balance Sheets-

                   August 31, 1996 and May 31, 1996
    4

              Statement of Operations-
                   Three months ended August 31, 1996 and 1995
    6

              Statement of Cash Flows-
                   Three months ended August 31, 1996 and 1995
    7

              Notes to Financial Statements as of
                   August 31, 1996
    8


    Item 2.   Management's Discussion and Analysis of
              Financial Condition
    9

              A.   Financial Condition
    9

              B.   Results of Operations
    14




PART II - OTHER INFORMATION
    17


    Item 1.   Legal Proceedings
    17

    Item 2.   Changes in Securities
    17

    Item 3.   Defaults Upon Senior Securities
    17

    Item 4.   Submission of Matters to a Vote of Securities
Holders  17

    Item 5.   Other Information
    18


    Item 6.   Exhibits and Reports on Form 8-K
    18

Signature
         20
PART I - FINANCIAL INFORMATION


DUNN'S SUPPLY STORE, INC.


    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations: however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1996 and May 31, 1996, the results of its operations for the three months ended August 31, 1996, and August 31, 1995, and its statement of cash flows for the three months ended August 31, 1996 and August 31, 1995. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's Annual Report for the fiscal year ended May 31, 1996 on
Form 10-KSB. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented.

Part I.  Financial Information
Item 1.  Financial Statements


DUNN'S SUPPLY STORE, INC.

Balance Sheet as of
August 31, 1996 and May 31, 1996
(in thousands)


                                  August 31, 1996     May 31,
1996
Assets

Current Assets:
Cash and Cash Equivalents294Accounts
Receivable-Trade-Net78104Accounts Receivable-Officer &
Employees9494Allowance for Bad Debt(91)(91)Inventories826956Prepaid
Expenses3740Prepaid Catalog Cost234289Total Current Assets1,2071,396
Property and Equipment1,5751,573Less Depreciation and
Amortization(1,196)(1,185)Net Property and Equipment379388 Other
Assets:Restricted Cash300300Prepaid Loan Costs00Miscellaneous
Assets00Total Other Assets300300Total Assets1,8862,084

Part I.   Financial Information
Item 1.   Financial Statements (continued)


DUNN'S SUPPLY STORE, INC.

Balance Sheet as of
August 31, 1996 and May 31, 1996
(in thousands)


                                   August 31, 1996     May 31, 1996
Liabilities and Stockholders' Equity

Current Liabilities:Accounts Payable1,4571,268Accrued
Expenses6098Other Current Liabilities4649Current Maturities of Notes
Payable673644Total Current Liabilities2,2362,059 Notes Payable Less
Current Maturities585625 Total Liabilities2,8212,684 Stockholders'
EquityCommon Stock4443Additional Paid in Capital3,3903,390Less
Subscription Receivable(300)(300)Accumulated deficit -
5/31/96(3,733)(2,317)Current Year Earnings (Loss)(336)(1,415)Total
Stockholders' Equity(935)(599)Total Liabilities and
Stockholders'Equity1,8862,085

Part I.   Financial Information
Item 1.   Financial Statements (continued)

Dunn's Supply Store, Inc.

Statements of Operations
For the Three Months Ended August 31, 1996 and 1995
(in thousands except per share data)

                              August 31, 1996     August 31, 1995
                                          (Unaudited)
(Unaudited)
Revenues1,4312,894Less Cost of Sales8841,807Gross
Profit5471,087Operation Expenses: Catalog Costs275537 Operation
Expenses550719 Interest Expense4555 Depreciation and
Amortization1216Total Operating Expense8821,327Income Taxes00Net
Income (Loss)(335)(240)Primary Income (Loss) Per Share: Net Income
(Loss)   ($0.08)($0.05)Weighted Shares
Outstanding4,360,3884,368,402

Part I.   Financial Information
Item 1.   Financial Statements (continued)

DUNN'S SUPPLY STORE, INC.
Statements of Cash Flow
For the Three Months Ended August 31, 1996 and 1995
(in thousands)
                                             August 31, 1996
August 31, 1995
                                                        (Unaudited)
       (Unaudited)
Net Income (Loss)(335)(240)Adjustments to Reconcile Net Income to Net
CashProvided (Used) by Operating ActivitiesDepreciation and
Amortization1216(Increase) Decrease in Accounts
Receivable27(53)(Increase) Decrease in Inventories130(236)(Increase)
Decrease in Prepaid Assets57(307)(Decrease) Increase in Accounts
Payable189813(Decrease) Increase in Other Current
Liabilities(6)(14)Increase in Deferred Revenue30Increase in Accrued
Expenses(38)7Net Cash (Used by Operating Activities)39(28)Cash Flow
From Investing Activities(Increase) in Fixed Assets(3)(4)(Increase)
Decrease in Other Assets018Net Cash Used by Investment
Activities(3)14 Cash Flow From Financing Activities(Decrease) in
Notes Payable(11)(36)Issuance of Restricted Stock for Services038Net
Cash Provided by Financing Activities(11)2Net Increase (Decrease) in
Cash252Cash at Beginning of Period412Cash at End of Period2914</TALBE>

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 1996

Summary of Significant Accounting Policies

     Dunn's Supply Store, Inc. (the "Company"), a Tennessee corporation, is a direct market retailer, primarily focusing on the sale of equipment, apparel, firearms, and services to those engaged in hunting sports. Most of its merchandise is sold through mail-order catalogs that are published in various seasonal formats.
Sportsmen interested in field trialing, dog training, shotguns, rifles, wild-fowling, big game, and upland birds are typical customers of the Company. The Company is headquartered in Grand
Junction, Tennessee (located 40 miles east of Memphis, Tennessee), where its executive offices, computer center, and warehousing facilities are located. The Company also operates a retail store and the catalog fulfillment center opposite its executive offices in Grand Junction, Tennessee. The Company also provides packaged hunting trips, and a full service gunsmithing shop. Substantially all sales are on a cash or credit card basis.

     The Company was incorporated under the laws of the State of Tennessee on December 29, 1976. The Company amended and restated its Articles of Incorporation and Bylaws, effective as of March 25, 1993.

     The Company acquired all the outstanding stock of Paul Jaeger, Inc. ("Jaeger"), in accordance with the provisions of the Company's plan of reorganization effective February 28, 1993. The transaction was accounted for by the pooling of interests method.

     During the fiscal years 1995 and 1996, the Company incorporated three wholly owned subsidiaries: Dunn's Adventure
Travel, Inc. (Adventure Travel); Dunn's Retail Store, Inc. (Retail
Store); and Dunn's Supply Catalog, Inc.

     Jaeger sells firearms and accessories and offers gunsmithing services at the Company's facilities in Grand Junction, Tennessee.
Adventure Travel offers packaged hunting trips, fishing trips, and non-hunting safaris throughout the world with high-quality outfitters serving as guides. Jaeger and Adventure Travel products are advertised for sale in the Company's catalogs. Adventure
Travel and Jaeger add strength to the catalog's focus and provide the Company with additional customers and the opportunity to provide additional products for its customers.

     The consolidated financial statements reflect the accrual basis of accounting, which requires recognition of revenues when earned and expenses when incurred without regard to the exchange of cash. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries.

     All significant intercompany transactions and balances have been eliminated in consolidation.

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     The Company records investments in land, buildings, machinery and equipment, and furniture and fixtures at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. When assets are retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses are included in operations.

     For financial statement purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the various assets: buildings and improvements 10-31 years, and furniture and equipment 3-7 years.

     Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Prepaid catalog costs consist of the cost to produce, print, and distribute the Company's mail-order catalogs. Such costs are amortized over the expected sales life of each catalog, not exceeding 10 months.

     Dunn's had a "Phase I Environmental Site Assessment" prepared in connection with obtaining its term loan from First South Bank.
Based on the site survey and review of regulatory documents the report concluded "the probability of increasing environmental impairment due to past usage or current operation is minimal."


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company's catalog business is highly seasonal in nature, with 60% of catalog sales typically generated in the final five months of a calendar year. The Company's catalog business requires the maintenance of adequate inventory levels and the timely mailing of catalogs, all of which contain seasonal products, in order to maximize the Company's sales potential.

     At present, many of the Company's inventory and catalog
related purchases require cash payments.   Vendors have restricted
their credit terms with the Company because of the losses for fiscal year 1996 and the shortage of working capital.  This limits
Dunn's ability to carry adequate supplies of inventory.    Because
of the highly seasonal nature of sales associated with the
Company's catalog business, in which customer orders are
concentrated during the last five months of a calendar year, the
Company needs to build inventory reserves and stimulate demand through the mailing of catalogs in advance of and during these months.

     As such, the strength of the Company's operating performance, and hence its profitability, is highly dependent upon its having the liquidity prior to and during these peak selling periods to purchase inventory and timely print and mail its catalogs. The production and distribution of catalogs have been adversely affected by the working capital shortage because the Company has been unable to print and mail fall catalogs.

     In fiscal years 1993, 1994, and 1995 several events contributed significantly toward revitalization of the Company's liquidity and overall financial condition. The first was the effectiveness of the Company's chapter 11 reorganization, consummated on February 28, 1993, whereby $1.94 million in postpetition working capital advances and nearly $2.5 million in prepetition trade credit were voluntarily converted to Common Stock in the Company, as more fully described in the Company's
Registration Statement of Form 10-SB, dated December 10, 1993.  The
Company's chapter 11 recapitalization enabled the Company to begin rebuilding inventory reserves, regaining lost customers through timely catalog distributions, and restoring the confidence of its vendors. Customer and vendor confidence has been adversely affected due to the current lack of working capital.

     The second important event was the closing in September 1993 of a $1,000,000 term loan facility with First South Bank, which was 80% guaranteed by the Federal Farmers Home Administration. After payment of closing costs, senior priority debt, and short-term bridge loans, the remaining approximately $400,000 in loan proceeds enabled the Company to mail fall and holiday catalogs to its customers and restock inventories to satisfy the heightened anticipated demand that would be stimulated by the catalog mailings. With this infusion, the Company's order fulfillment rate during the fiscal year ended May 31, 1994 improved to approximately
83% and to 87% for the fiscal year ended May 31, 1995.  The
Company's order fulfillment rate for the fiscal year ended May 31, 1996 and the current period declined due to low inventory levels.

     The First South Bank term note bears interest at an annual rate that is 2 3/4% above the prime rate of interest as published in The Wall Street Journal. Principal and interest payments are made in equal monthly installments over a seven year period. The note provides for a prepayment penalty during the first 24 months after the closing pursuant to which all prepayments in excess of 20% of the outstanding principal balance will cause the Company to incur a penalty equal to 1% of the amount prepaid. The prepayment penalty is no longer applicable as the two year period expired in September 1, 1995. The First South loan is secured by a first priority security interest in substantially all of the Company's assets. First South Bank was to retain five percent ($50,000) of the original loan during the life of the loan as additional security for repayment, however this was transferred to the operating account at First South Bank. Also, there are $300,000 in certificates of deposit held by First South Bank to secure the note payable.

     To supplement the Company's liquidity during its primary selling season, the Company obtained on November 2, 1994, a $500,000 loan from its existing long term lender, First South Bank, collateralized by the Company's working capital assets and scheduled to mature on November 2, 1995. As a result of this advance, the Company determined not to refinance its existing term loan facility with a revolving credit facility, thereby avoiding substantial loan closing transactional costs. This cash infusion in November 1994 enabled the Company to bolster inventory levels for improved profitability. The Company attempted to negotiate an increase in the note from $500,000 to $750,000 for the 1995 fall and holiday season. First South Bank declined to increase the note in part because they were advised by the Farmers Home
Administration that their loan guarantee could be impaired if the Bank loaned additional funds to Dunn's. The note matured on November 2, 1995. The note is currently due and its payment will depend on the ability of the Company to acquire additional equity.
The balance of the note at August 31, 1996 was $480,000.

     On August 13, 1996 First South Bank notified the Company that it was not in compliance with several provisions of the two loans currently outstanding. Since receiving the letter the Company has had several meetings with First South Bank, with the bank agreeing to defer July, August, and September principal if interest during that period was current. First South Bank currently receives daily information on receipts and checks written and weekly information on inventory levels. As of the date of this report, the Company is considered to be out of compliance with both loans.

     As reflected in the consolidated financial statements for the first quarter of fiscal year ending May 31, 1997 (the "Current
Period Financial Statements"), the Company reported total current assets of $1,207,000 and total current liabilities of $2,236,000 as of August 31, 1996, compared with total current assets of $1,396,000 and total current liabilities of $2,059,000 as of May
31, 1996. Accordingly, the Company's ratio of current assets to current liabilities decreased in the Current Period from .68 to
 .54.

     Trade receivables decreased by $56,000 to $78,000 at August
31, 1996. The decrease resulted from a decline in credit card receivables, which is a direct result of the decline in sales previously discussed.

     Trade accounts receivable - officers and employees and due from officers and employees remained unchanged at August 31, 1996.
The amounts due from William Roberts Wilson, Jr. remained at $91,000. Due to the age and uncertainty of collection of Mr.
Wilson's accounts, an allowance for bad debt of $91,000 was established as of May 31, 1996.

     Inventories decreased $130,000 to $826,000 at August 31, 1996.
The decline resulted from the inability of the Company to replenish inventory as a result of the lack of working capital.

     Prepaid catalog costs decreased $55,000 to $234,000 at August
31, 1996. This is due to the decline of catalogs in circulation at August 31, 1996.

     Accounts payable and accrued expenses increased by $151,000 to $1,517,000 at August 31, 1996. Other current liabilities declined by $3,000 to $46,000.

     Notes payable decreased by $11,000 to $1,258,000 at August 31, 1996. The decreases result from amortization of the principal for June 1996 as required by the loan agreements. The bank has agreed to defer principal payments for July and August if interest was paid current.

     The Company's Class A Warrants and Class D-1 Warrants expired on December 31, 1994. The Company's Class B Warrants and Class D-2
Warrants expired on January 2, 1996. The Company does not anticipate equity infusions from the possible exercise of some or all of the 181,995 Class C Warrants and 196,823 Class D-3 Warrants, issued as of January 2, 1996, both allowing holders to purchase one share of Common Stock per warrant for $1.25 per share through January 2, 1997.

     Under the Plan of Reorganization, certain contingent
"Augmentation Rights" were granted to the unsecured creditors, entitling them to payments of up to $375,000 if they complied with certain procedures. The unsecured creditors were required to submit their claims to said rights on or before February 28, 1995.
The total amount claimed by the unsecured creditors was $184,000.
Payments were as follows: $125,000 was paid on March 31, 1995 and $59,000 was paid on December 31, 1995. The Company had previously established a reserve of $125,000 on its financial statements for Augmentation Rights payments. The Company established, as of May
31, 1995, the balance of the additional reserve of $59,000 payable
December 31, 1995.  No further payments will be required.

     The Company is exploring alternative opportunities for raising additional equity to alleviate the shortage of working capital and the need for additional inventory. Dunn's had entered into an agreement with Spira and Associates to provide investment banking consulting services. In connection with that agreement Dunn's has issued unregistered, lettered common stock as compensation for their services. Dunn's has also been informed by their current lender and by prospective lenders that the terms of any new borrowing would be favorably affected if Dunn's were to increase its capital.



B.   RESULTS OF OPERATIONS

     Summary of Historical Results of Operations. The table that follows sets forth for the periods indicated the Company's statements of operations, with cost, profit, and expense items listed as a percentage of total revenues for such periods:

          (in thousands except per share data)
ThreeThreeMonths(%)Months(%)Ended(of)Ended(of)8/31/96(Rev.)8/31/95(Rev
 .)Revenues$1,431100.0%$2,894100.0%Less Cost of
Sales88461.8%1,80762.4%Gross Profit54738.2%1,08737.6%Operating
Expenses: Catalog Costs27519.2%53718.6% Other Operating
Expenses55038.4%71924.8% Interest Expense453.1%551.9% Deprec. &
Amortization120.8%160.6%Total Operating Expense88261.6%1,32745.9%Net
Income (Loss)(335)-23.4%(240)-8.3%Primary Income (Loss) Per Share:
Net Income (Loss)($0.08)($0.05)Weighted Shares
Outstanding4,360,3884,368,402

     Revenues.   The revenue of the Company for the current period
declined from $2,894,000 in the comparable period to $1,431,000. The decline for the current period was due to Dunn's inability to mail catalogs and fulfill sales due to the shortage of inventory previously discussed.

     The revenue of the Retail Store, Jaeger, and Adventure Travel in the current period compared to the comparable prior period:

                                   8/31/96             8/31/95
     Retail Store                  $63,000             $143,000
     Jaeger                         47,000               74,000
     Adventure Travel               11,000               22,000.


     The Retail Store sales for the current period declined by $80,000. This decline primarily is due to the generally soft retail market, increased competition in Memphis, and low inventory levels. Additionally, the Retail Store sales declined due to not having a store wide sale as was conducted the prior fiscal year.

     The seasonal nature of the Company's catalog and retail store business does not apply to the Company's Jaeger and Adventure
Travel divisions.

     Jaeger's revenue is down $27,000 for the current period compared to the comparable period. The decline is due to an inadequate gun inventory caused by a shortage of working capital, lower then expected gunsmithing sales as a result of the inadequate gun inventory, and the lack of advertising due to the Company's inability to mail catalogs. We are carefully reviewing the operations of the gunsmithing department to improve the billings and efficiency of the department.

     Dunn's Adventure Travel revenue declined by $11,000 for the
current period compared to the comparable period.   The decline is
due primarily to changes in key sales personnel of the Adventure Travel division and difficulty in locating high quality hunting trips in the western U.S., Canada, and Alaska.

     The Company had sales refunds and credits of $61,000 for the current period compared to $181,000 for the comparable period. The refunds and credits represent 4.3% of revenue for the current period and 6.3% for the comparable period.

     Gross Profit Margins. As a percentage of revenues, gross profit margins for the current period declined to $547,000 (38.2% of total revenues) compared with $1,087,000 (37.6% of total revenues) in the comparable period of the prior fiscal year.

     The Company is continually working to improve gross profit margins. The Company has increased the use of private label merchandise, beginning in the last quarter of fiscal year 1994. Private labels and offshore assembly offer an opportunity to improve gross profit margins. The Company believes that its gross profit margins could improve by such a shift to use of private label items. For the current period such purchases have been adversely effected due to the lack of working capital.

     Operating Expenses. Operating expenses for the current period decreased from $1,327,000 to $882,000. Operating expense as a percent of revenue increased for the current period to 61.6% compared with 45.9% in the comparable period of the prior fiscal year. The primary causes of the decline in operating expenses are the decline in catalog circulation, the downsizing of the Company and it's divisions and subsidiaries.

     Catalog expenses decreased by $262,000 to $275,000 for the current period. The decline is attributed to the decline in catalog circulation.

     Other operating costs decreased by $169,000 for the current period. The primary cause of the decrease was the downsizing of the Company and it's divisions and subsidiaries.

     Interest expense decreased by $10,000 during the current period to $45,000.

     Depreciation and amortization declined by $4,000 during the current period compared to the comparable quarter of the prior fiscal year. The decline was due to several assets which became fully depreciated during the last quarters of the prior fiscal year.

     The Company believes that operating expenses including catalog costs will remain stable for the balance of fiscal year 1997. The Company has offset a large portion of the 14% postage increase with less and lighter-weight catalog paper, without sacrifice to catalog content. The Company does not expect paper prices to continue to increase for the fiscal year 1997. The effect of the existing increases has been partially offset by increases in retail prices, the use of lighter paper, and reduced trim size on catalogs.

     Net Earnings. The Company's consolidated loss from operations for the first quarter of fiscal year 1997 was $335,000, compared with a net operating loss of $240,000 in the comparable period.
The decline in income is primarily attributable to the reduced level of sales. This reduction in sales is a result of the Company's inability to mail catalogs and to fill customer orders due to the lack of working capital. Additionally, the decline in income is attributable to losses in various divisions and subsidiaries previously discussed.

     Going Concern. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, during the current period and the prior fiscal year, has experienced substantial losses from operations and currently has cash flow problems. The ability of the Company to remain as a going concern, during the next 9 months, will depend on the Company's success in acquiring additional equity. Statements contained in this report, which refer to events over the next 9 months, should be viewed in this context.

     Income Taxes. As of August 31, 1994, the Company had a federal net operating loss carryforward ("NOL") of approximately $4,275,000, of which approximately $2,070,000 is subject to limitations under Section 382 of the Internal Revenue Code.

     Inflation. The Company generally is able to reflect increases and decreases in costs as a result of inflation through its selling process. Accordingly, the Company does not believe that the results of operations for the periods discussed have been significantly affected by inflation.


PART II
OTHER INFORMATION


ITEM 1
LEGAL PROCEEDINGS

     The Company currently has one complaint filed against it in the state of Mississippi by one of its vendors. The complaint requests an answer, which the Company's legal representative is currently preparing.

     There are no other legal proceedings that the company is a party to and the Company is not aware of any other pending litigation. As was disclosed on Form 10-QSB for quarter ended February 28, 1995, on January 6, 1995 W.R. Wilson, Jr. filed a petition for relief under Chapter 11 Bankruptcy code, in the Southern District of Mississippi. Mr. Wilson guarantees certain of Dunn's Supply Store, Inc. loans and the lender has been notified of the filing. We have been advised that there will be no changes in our loan agreements as a result of the filing. There will be no material adverse effect in the operations of Dunn's Supply Store, Inc. as a result of the filing.


ITEM 2
CHANGE IN SECURITIES

Nothing to report.


ITEM 3
DEFAULTS UPON SENIOR SECURITIES

Nothing to Report.


ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Nothing to Report.


ITEM 5
OTHER INFORMATION

Nothing to Report.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

Exhibit No.              Description


     3                   Amended and Restated Articles of
                         Incorporation and Amended and Restated
                         Bylaws of Dunn's Supply Store, Inc., a
                         Tennessee Corporation (Note 1)

     4.1                 Specimen of Stock Certificate (Note 1)

     4.2                 Warrant Agreement (Note 1)

     4.3                 Specimen of Class A Warrant Certificate
                         (Note 2)

     4.4                 Specimen of Class B Warrant Certificate
                         (Note 2)

     4.5                 Specimen of Class D-1 Warrant
                         Certificate (Note 2)

     4.6                 Specimen of Class D-2 Warrant
                         Certificate (Note 2)


     9                   Order Confirming Second Amended Plan of
                         Reorganization (Modified) of Dunn's
                         Supply Store, Inc., including Exhibits
                         (Note 1)

     10.1                Loan Agreement date September 2, 1993
                         between the Company and First South Bank
                         (Note 1)

     10.2                Promissory Note and Security Agreement
                         Date November 2, 1994 by the Company in
                         favor of First South Bank (Note 2)

     10.3                1994 Stock Option Plan (Note 2)

     13.1 Independent Auditors Report of Company's Financial Statements for the Fiscal Year Ended August 31, 1993 and the Fiscal Year Ended August 31, 1992 (Incorporated in to text of 10K)

     13.2 Disclosure Statement of the Second Amended Plan of Reorganization (Modified) of Dunn's Supply Store, Inc., as Approved by Order of the Bankruptcy Court Date January 8, 1993 (Note 1)

     13.3                Independent Auditors Report of Company's
                         Financial Statements for the Nine Months
                         Ended May 31, 1994 and the Fiscal Year
                         Ended August 31, 1993 (Note 3)

     13.4                Independent Auditors Report of Company's
                         Financial Statements for the Fiscal Year
                         Ended May 31, 1995 and the Nine Months
                         Ended May 31, 1994 (Note 4)

     21                  Subsidiaries of Registrant



B.   REPORTS ON FORM 8-K

     Nothing to Report.


Note 1 The Exhibits for Note 1 are attached to the Company's initial registration statement of Form 10-SB dated December 10, 1993.

Note 2 The Exhibits for Note 2 are attached to form 10-QSB filed for the Quarter Ended November 30, 1994.

Note 3 The Exhibits for Note 3 are incorporated in the Company's form 10-KSB for the Nine Months Ended May 31, 1994.

Note 4 The Exhibits for Note 4 are incorporated in the Company's form 10-KSB for the Fiscal Year Ended May 31, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUNN'S SUPPLY STORE, INC.


Date: October   , 1996             By:    Robert K. Turner
                                          Robert K. Turner
                                             CEO/Chairman